Form 10-K405
period 1998-12-31
CONTIMORTGAGE HOME EQUITY TRUST 1998-3
filed 1999-03-30
CIK 1069159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
(Mark One)

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
     THE SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

                         Commission File number  33-339505
                                                ----------

                   ContiMortgage Home Equity Loan Trust 1998-3
            -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                                                16-1556870
                                                                16-1556869
                 New York                                       16-1556868
-------------------------------------------------         ----------------------
       (State of other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

c/o Manufacturers and Traders Trust Company
Corporate Trust Department
One M&T Plaza
Buffalo, New York                                              14240-2599
----------------------------------------                  --------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (716) 842-5589
                                                    ---------------
Securities registered pursuant to Section 12(b) of the Act:

        Title of each class:          Name of each exchange on which registered:

              None                                   None
        --------------------          ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

      Indicated by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (e 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 Not Applicable

Documents Incorporated by Reference:

                                      None

                   CONTIMORTGAGE HOME EQUITY LOAN TRUST 1998-3
                                      INDEX

                                                                            Page

PART 1  ...................................................................   3
    ITEM 1  - Business.....................................................   3
    ITEM 2  - Properties...................................................   3
    ITEM 3  - Legal Proceedings............................................   3
    ITEM 4  - Submission of Matters to a Vote of Security Holders..........   3

PART II  ..................................................................   3
    ITEM 5  - Market for Registrant's Common Stock and
              Related Stockholder Matters..................................   3
    ITEM 6  - Selected Financial Data......................................   3
    ITEM 7  - Management's Discussion and Analysis of
              Financial Condition and Results of Operations ...............   4
    ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk...   4
    ITEM 8  - Financial Statements and Supplementary Data..................   4
    ITEM 9  - Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.......................   4

PART III...................................................................   4
    ITEM 10 - Directors and Executive Officers of the Registrant...........   4
    ITEM 11 - Executive Compensation.......................................   4
    ITEM 12 - Security Ownership of Certain Beneficial
              Owners and Management........................................   4
    ITEM 13 - Certain Relationships and Related Transactions...............  12

PART IV ..................................................................   12
    ITEM 14 - Exhibits, Financial Statement Schedules and
              Reports on Form 8-K.........................................   12

SIGNATURES   .............................................................   14
INDEX TO EXHIBITS ........................................................   15

                                     PART I

ITEM 1 - Business

         Not Applicable.

ITEM 2 - Properties

         Not Applicable.

ITEM 3 - Legal Proceedings

      The Depositor is not aware of any material pending legal proceedings involving either the ContiMortgage Home Equity Loan Trust 1998-3 (the "Trust") established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated September 1, 1998, among Manufacturers and Traders Trust Company, as trustee (the "Trustee"), ContiSecurities Asset Funding Corp., as depositor (the "Depositor") and ContiMortgage Corporation, as servicer (the "Servicer"), the Trustee, the Depositor or the Servicer which relates to the Trust.

ITEM 4 - Submission of Matters to a Vote of Security Holders

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - Market for Registrants Common Stock and Related Stockholders

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

         All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates, Class A-9 Certificates, , Class B-1I Certificates, Class B-II Certificates, Class A-10 Certificates, Class A-10, Certificates, Class A-11,Certificates, Class A-12 Certificates, Class A-13 Certificates, Class A-14 Certificates, Class A-15 certificates, Class A-16 Certificates, Class A-17 Certificates, Class A-18 Certificates, Class A-19 Certificates, Class A-20 Certificates., Class N-IO and Certificates, Class P-IO Certificates, issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of March 4, 1999, there were no holders of the Class A-1 Certificates, 12 holders of the Class A-2 Certificates, 8 holders of the Class A-3 Certificates, 5 holders of the Class A-4 Certificates, 5 holders of the Class A-5 Certificates, 8 holders of the Class A-6 Certificates, 3 holders of the Class A-7 Certificates, 6 holders of the Class A-8 Certificates, 12 holders of the Class A-9 Certificates, 2 holders of the Class M-1F Certificates, 3 holders of the Class M-2F Certificates, 2 holders of the Class B-1F Certificates, 1 holder of the Class C Certificate, 7 holders of the Class A-10 Certificates, 3 holders of the Class M-1A Certificates, 1 holder of the Class M-2A Certificates, 3 holders of the Class B-1A Certificates and 1 holder of the Class A-11IO Certificate.

ITEM 6 - Selected Financial Data

          Not applicable.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

          Not applicable.

ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk

          Not applicable.

ITEM 8 - Financial Statements and Supplementary Data

      In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1998 was $3,040,889.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                                    PART III

ITEM 10 -   Directors and Executive Officers of the Registrant

            Not applicable.

ITEM 11 -   Executive Compensation

            Not applicable.

ITEM 12 -   Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                                        Amount Owned
                                                        ------------
      Name and Address                       All Dollar Amounts Are in Thousands
      ----------------                       -----------------------------------
                                                Principal         Percent
                                                ---------         -------

Class A-1 Certificates
----------------------

Boston Safe Deposit and Trust Company            $43,856           71.25%
c/o Mellon Bank N.A.
Three Mellon Bank Center - Room
153-3015Pittsburgh, PA 15259

State Street and Trust Company                    $8,464           13.75%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA 02105-1631

PNC Bank National Association                     $9,233           15.00%
1835 Market Street
11 Penn Center - 15th Floor
Philadelphia, PA 19103

Class A-2 Certificates
----------------------

Bank of New York                                 $18,500           12.01%
925 Patterson Plank Road
Seacaucus, NJ 07094

Bankers Trust Company                            $10,000            6.50%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                            $108,500           70.45%
4 New York Plaza - 13th Floor
New York, NY 10004

State Street Bank and Trust Company              $10,000            6.50%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA 02105-1631

Class A-3 Certificates
----------------------

Boston Safe Deposit and Trust Company            $20,668           10.10%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

State Street Bank and Trust Company              $13,500            7.18%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA 02105-1631

Chase Manhattan Bank                            $117,666           62.59%
4 New York Plaza
Proxy Department - 13th Floor
New York, NY 10004

Citibank, N.A.                                   $31,333           16.67%
P.O. Box 30576
Tampa, FL 33630-3570

Class A-4 Certificates
----------------------

Chase Manhattan Bank                             $43,450           67.89%
4 New York Plaza - 13th Floor
New York, NY 10004

The Bank of New York                              $5,000            7.81%
925 Patterson Plank Road
Secaucus, NJ 07094

Boston Safe Deposit and Trust Company             $5,000          7.81%
c/o Mellon Bank N.A.
Three Mellon Bank Center - Room 153-3015
Pitsburgh, PA. 15259

Morgan Stanley & Co. Incorporated                 $5,000          7.81%
One Pierpont Plaza
7th Floor
Brooklyn, NY 11201

Southtrust Bank of Alabama, N.A.                  $5,000          7.81%
P. O. Box 2554
Birmingham, AL 35290-0100

Class A-5 Certificates

Boston Safe Deposit and Trust Company             $68,000         81.93%
c/o Mellon Bank N.A.
Three Mellon Bank Center - Room 153-3015
Pittsburgh, PA. 15259

UMB Bank, National Association                    $15,000         18.07%
P.O. Box 419260
Kansas City, MO 64141-6260

Class A-6 Certificates
----------------------

Chase Manhattan Bank                                $10,000         17.86%
4 New York Plaza - 13th Floor
New York, NY 10004

The Northern Trust Company                          $10,175          18.17%
801 S. Canal C-IN
Chicago, IL 60607

State Street Bank and Trust Company                 $31,000          55.36%
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA 02105-1531

Class A-7 Certificates
----------------------

State Street Bank and Trust Company                 $65,000          100.0%
Global Corp Action Dept JAB5W
P. O. Box 1631
Boston, MA 02105-1631

Class A-8 Certificates
----------------------

Boston Safe Deposit and Trust Company               $40,000           50.0%
c/o Mellon Bank N.A.
Three Mellon Bank Center - Room 153-3015
Pittsburgh, PA 15259

State Street Bank Trust Company                     $40,000           50.0%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA 02105-1631

Class A-9 Certificates
----------------------

Chase Manhattan Bank                                136,863           62.57%
4 New York Plaza - 13th Floor
New York, NY 10004

Norwest Bank, Minnestoa, National Association       $61,355           28.05%
733 Marquette Avenue
Minneapolis, MN 55479-0056

Class A-10 Certificates
-----------------------

Bankers Trust Company                               $30,000           38.46%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Boston Safe Deposit and Trust Company               $12,000           15.38%
c/o Mellon Bank, N.A.
Three Mellon Bank Center - Room 153-3015
Pittsburgh, PA 15259

Investors Bank & Trust/M.F. Custody                  $4,000            5.13%
200 Claredon Street
15th Floor Hancock Tower
Boston, MA 02116

State Street Bank and Trust Company                 $13,000           16.67%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA 02105-1631

Star Bank, National Association, Cincinnati         $16,000           20.51%
P. O. Box 1118
Mail Location 6120
Cincinnati, OH 45201-1118

Class A-11 Certificates
-----------------------

PNC Bank, National Association                      $23,075          45.80%
1835 Market Street
11 Penn Center - 15th Floor
Philadelphia, PA 19103

State Street Bank and Trust Company                 $25,529          50.67%
Global Corp Action Dept. JAB5W
P.P. Box 1631
Boston, MA 02105-1631

Class A-12 Certificates
-----------------------

Bankers Trust Company                               $61,000          46.92%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank                                $64,000          49.23%
4 New York Plaza - 13th Floor
New York, NY 10004

Class A-13 Certificates
-----------------------

The Bank of New York                                $60,000          31.25%
925 Patterson Plank Road
Secaucus, NJ 07094

Chase Manhattan Bank                                111,000          57.81%
4 New York Plaza - 13th Floor
New York, NY 10004

LBI - Lehman Government Securities Inc.             $16,000           8.33%
101 Hudson Street
31st Floor
Jersey City, NJ 07302

Class A-14 Certificates
-----------------------

Chase Manhattan Bank                                $42,000           100.0%
4 New York Plaza - 13th Floor
New York, NY 10004

Class A-15 Certificates
-----------------------

Chase Manhattan Bank                                $70,000           100.0%
4 New York Plaza - 13th Floor
New York, NY 10004

Class A-16 Certificates
-----------------------

Chase Manhattan Bank                                $25,000           100.0%
4 New York Plaza  - 13th Floor
New York, NY 10004

Class A-17 Certificates
-----------------------

The Bank of New York                                $28,868           43.34%
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                                $9,432           14.16%
c/o BT Services tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank                                $16,868           25.33%
4 New York Plaza - 13th Floor
New York, NY 10004

Norwest Investment Services, Inc.                    $9,434           14.16%
c/o ADP Proxy Services

Class A-18 Certificates
-----------------------

The Bank of New York                                $20,000           16.10%
925 Patterson Plank Road
Secaucus, NJ 07094

Bear, Stearns Securities Corp.                      $51,600           41.55%
One Metrotech Center North
4th Floor
Brooklyn, NY 11201-3862

Lewco, Securities Corp.                              $7,000            5.64%
34 Exchange Pl. Plaza
4th Floor
Jersey City, NJ 07311-3988

Wachovia Bank, N.A.                                 $25,000           20.13%
100 N. Main Street, NC 37121
Winston-Salem, NC 27150

Class A-19 Certificates
-----------------------

Bankers Trust Company                               $17,322           25.66%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank                                $11,949           17.70%
4 New York Plaza - 13th Floor
New York, NY 10004

Citibank, N.A.                                      $25,984           38.49%
P.O. Box 30576
Tampa, FL 33630-3576

PWI CMO Account                                      $6,589            9.76%
1000 Harbor Blvd., 8th Floor
Weehawken, NJ 07087

State Street Bank and Trust Company                  $4,590            6.80%
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA 02105-1631

Class A-20 Certificate
----------------------

The Bank of New York                                $42,142           33.33%
925 Patterson Plank Road
Secaucus, NJ 07094

Chase Manhattan Bank                                $42,143           33.33%
4 New York Plaza - 13th Floor
New York, NY 10004

Citibank, N.A.                                      $21,071           16.67%
P.O. Box 30576
Tampa, FL 33630-3576

Compass Bank                                        $21,071           16.67%
701 South 20th Street - 11th Floor
Birmingham, AL 35233

Class N-IO Certificate
----------------------

State Street Bank and Trust Company                 $80,000           100.0%
Global Corp Action Dept. JAB5W
P.P. Box 1631
Boston, MA 02105-1631

Class P-IO Certificates
-----------------------

Funb - Phila. Main                                 $91,602           100.0%
530 Walnut Street - FC1-9-81-48
Philadelphia, PA 19101

Class B-1 Certificates
----------------------
Chase Manhattan Bank                               $15,000            50.0%
4 New York Plaza - 13th Floor
New York, NY 10004
Westlb Securities Americas Inc.                    $15,000            50.0%
Participant Contact Not Listed By DTC


Class B-II Certificates
-----------------------
Westlb Securities Americas Inc.                    $61,100           100.0%
Participant Contact Not Listed By DTC


(1) Represents the "Notional Principal Amount" of the Class C Certificates which is based on the aggregate outstanding Certificate Principal Balance of the Certificates.

ITEM 13 -   Certain Relationships and Related Transactions

      None

                                   PART IV

ITEM 14 -   Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a) The following documents are filed as part of this report:

      1.    Financial Statements:

            Not applicable.

      2.    Financial Statement Schedules:

            Not applicable.

      3.    Exhibits:

               Exhibit No.                     Description
               -----------                     -----------

                 99.1                   Statement of Compliance of the
                                        Servicer.

                 99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

                 99.3                   Annual compilation of Monthly
                                        Trustee's Statement.

b)    Reports on Form 8-K.

10 reports on Form 8-K has been filed by the Issuer during the period covered by this report.

                                              Items Reported/Financial
Date of Report on Form 8-K                         Statements Filed

April 15, 1998                          Trustee's Monthly Report for the
                                        March  Monthly Period.

May 15, 1998                            Trustee's Monthly Report for the April
                                        Monthly Period.

June 15, 1998                           Trustee's Monthly Report for the May
                                        Monthly Period.

July 15, 1998                           Trustee's Monthly Report for the
                                        June  Monthly Period.

August 15, 1998                         Trustee's Monthly Report for the July
                                        Monthly Period.

September 15, 1998                      Trustee's Monthly Report for the
                                        August Monthly Period.

October 15, 1998                        Trustee's Monthly Report for the
                                        September Monthly Period.

November 15, 1998                       Trustee's Monthly Report for the
                                        October Monthly Period.

December 15, 1998                       Trustee's Monthly Report for the
                                        November Monthly Period.

January 15, 1999                        Trustee's Monthly Report for the
                                        December Monthly Period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   By: CONTISECURITIES ASSET FUNDING CORP.,
                                       AS DEPOSITOR


                                   By: /s/ Peter  Abeles
                                       --------------------------------------
                                   Name:  Peter Abeles
                                   Title: President


                                   By: /s/ Robert Riedl
                                       --------------------------------------
                                   Name:  Robert Riedl
                                   Title: Vice President, Secretary & Treasurer

Date:  March 31, 1999

                                INDEX TO EXHIBITS
                                  Item 14(a)3.


      Exhibit No.                      Description
        99.1            Statement of Compliance of the Servicer.

        99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

        99.3            Annual compilation of Monthly Trustee's Statement.